Form 10-K/A
period 2006-12-31
GULF POWER CO
filed 2007-04-26
CIK 44545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.

0-2429	Gulf Power Company	59-0276810
(A Florida Corporation)
One Energy Place
Pensacola, Florida 32520
(850) 444-6111
Securities registered pursuant to Section 12(b) of the Act:1
Each of the following classes or series of securities registered pursuant to Section 12(b) of the Act is listed on the New York Stock Exchange.
Title of each class
Senior Notes
5.25% Series H
5.75% Series I
5.875% Series J

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
All of the common stock of Gulf Power Company is held by The Southern Company. At January 31, 2007, there were 1,792,717 shares of Gulf Power Company common stock outstanding, without par value.

[1]	As of December 31, 2006.

EXPLANATORY NOTE
This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of Gulf Power Company (the “Company”) for the fiscal year ended December 31, 2006 solely for the purpose of providing information under Items 11, 12 and 13 of Part III.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis (the “CD&A”) and this Form 10-K/A, references to the “Compensation Committee” are to the Compensation and Management Succession Committee of the Board of Directors of The Southern Company (“Southern Company”).
GUIDING PRINCIPLES AND POLICIES
Southern Company, through a single executive compensation program for all officers of its subsidiaries, drives and rewards both Southern Company performance and individual business unit performance.
This executive compensation program is based on a philosophy that total executive compensation must be competitive with the companies in our industry, must be tied to and motivate our executives to meet our short- and long-term performance goals and must foster and encourage alignment of executive interests with the interests of our stockholders and our customers. The program generally is designed to motivate all employees, including executives, and to achieve operational excellence while maintaining a safe work environment.
The executive compensation program places significant focus on rewarding performance. The program is performance-based in several respects:
•	Southern Company’s actual earnings per share (“EPS”) and the Company’s business unit performance, which includes return on equity (“ROE”), compared to target performance levels established early in the year, determine the ultimate short-term (annual) incentive payouts.
•	Southern Company common stock (“Common Stock”) price changes result in higher or lower ultimate values of stock options.
•	Southern Company’s dividend payout and total shareholder return (“TSR”) compared to those of its industry peers lead to higher or lower payouts under the Performance Dividend Program (“PDP”).
In support of the performance-based pay philosophy, we have no employment contracts. Also, we only enter into severance agreements on a case-by-case basis, except upon a change in control (“CIC”), and no pay is conditioned solely upon continued employment with any of the named executive officers, other than base salary.
The pay-for-performance principles apply not only to the named executive officers, but to hundreds of Company employees. The short-term incentive program covers over 1,300 Company employees, which is almost all of the Company’s employees, and our CIC protection program covers all Company employees not part of a collective bargaining unit. Stock options and PDP cover approximately 260 Company employees. These programs engage our people in our business, which ultimately is good not only for them, but for the Company’s customers and the Company’s stockholders.
OVERVIEW OF EXECUTIVE COMPENSATION COMPONENTS
The executive compensation program for the named executive officers is composed of several elements, each of which plays a different role. The table below discusses the intended role of each material pay element, what it rewards and why we use it. Following the table is additional information that describes how we arrived at 2006 pay decisions.

Intended Role and What the Element
Pay Element	Rewards	Why We Use the Element
Base Salary	Base salary is pay for competence in the executive role, with a focus on scope of responsibilities.	• Market practice. • Provides a threshold level of cash compensation for job performance.

Short-Term Incentive	The Company’s Performance Pay Program (the “PPP”) rewards achievement of operational, EPS and business unit financial goals.	• Market practice. • Focuses attention on achievement of short-term goals that ultimately works to fulfill our mission to customers and lead to increased stockholder value in the long-term.

Long-Term Incentive: Stock Options	Stock options reward price increases in Common Stock over the market price on date of grant, over a 10-year term.	• Represents performance-based compensation. • Aligns executives’ interests with those of Southern Company stockholders.

Long-Term Incentive: PDP	The PDP provides cash compensation dependent on the number of stock options held at year end, Southern Company’s declared dividends during the year and Southern Company’s four-year TSR versus industry peers.
•      Performance-based compensation.

•      Enhances the value of stock options and focuses executives on maintaining a significant dividend yield for Southern Company’s stockholders.

•      Aligns executives’ interests with Southern Company stockholder interests since payouts are dependent on performance, defined as Common Stock performance vs. industry peers.

•      Competitive market practice.

Discretionary Bonus	• An employee’s supervisor may make discretionary bonus payments to an individual based on extraordinary performance. • Awards are not tied to pre-established performance goals.	• Provides a means of rewarding, on a current basis, extraordinary performance of individuals.

Intended Role and What the Element
Pay Element	Rewards	Why We Use the Element
Retirement Benefits
•     The Deferred Compensation Plan (the “DCP”) provides the opportunity to defer to future years all or part of base salary and bonus in either a prime interest rate or Common Stock account.

•     Executives participate in employee benefit plans available to all employees of the Company, including a 401(k) savings plan and the funded Southern Company Pension Plan (the “Pension Plan”).

•     The Supplemental Benefit Plan (the “SBP”) counts pay ineligible to be counted under the Pension Plan and the 401(k) plan due to Internal Revenue Service rules, including deferred salary.

•     The Supplemental Executive Retirement Plan (the “SERP”) counts short-term incentive pay above 15% of base salary for pension purposes.

•     The DCP is a cost-effective method of providing additional cash flow to the Company while enhancing the retirement savings of executives.

•     The effect of the SBP and the SERP is to eliminate the effect of tax limitations on the payment of retirement benefits.

•      Represents market practice for companies in Southern Company’s peer group and generally.

Perquisites and Other Personal Benefits
•     Personal financial planning maximizes the perceived value of our executive compensation program to executives and allows executives to focus on Company operations.

•     Home security systems lower our risk of harm to executives.

•     Club memberships are provided primarily for business use.

Perquisites benefit both the Company and executives, at low cost to the Company.

Post-Termination Pay	CIC plans provide severance pay, accelerated vesting and payment of short- and long-term incentive awards upon a CIC of the Company or Southern Company coupled with involuntary termination not for “Cause” or a voluntary termination for “Good Reason.”
•     Providing protections to senior executives upon a CIC minimizes disruption during a pending or anticipated CIC.

•      Payment and vesting occur only upon the occurrence of both an actual CIC and loss of the executive’s position.

MARKET DATA
For the named executive officers, we review compensation data from electric and gas utilities. The data is developed and analyzed by Hewitt Associates, the compensation consultant retained by the Compensation Committee. The companies included each year in the primary peer group are those whose data is available through the consultant’s database. Those companies are drawn from this list of regulated utilities of $2 billion in revenues and up. This market data is used to establish total compensation opportunities for all elements of pay based on each named executive officer’s position with the Company.

Allegheny Energy, Inc.	Entergy Corporation	PNM Resources, Inc.
Alliant Energy Corporation	Exelon Corporation	PPL Corporation
Ameren Corporation	FirstEnergy Corp.	Progress Energy, Inc.
American Electric Power Company, Inc.	FPL Group, Inc.	Public Service Enterprise Group Incorporated
Centerpoint Energy, Inc.	Great Plains Energy Incorporated	Puget Energy, Inc.
Cinergy Corp.	Hawaiian Electric Industries, Inc.	SCANA Corporation
CMS Energy Corporation	KeySpan Corporation	Sempra Energy
Consolidated Edison, Inc.	NiSource Inc.	Sierra Pacific Resources
Constellation Energy Group, Inc.	Northeast Utilities	TECO Energy, Inc.
Dominion Resources, Inc.	NSTAR	TXU Corp.
DTE Energy Company	OGE Energy Corp.	Wisconsin Energy Corporation
Duke Energy Corporation	Pepco Holdings, Inc.	WPS Resources Corporation
Edison International	PG&E Corporation	Xcel Energy Inc.
Energy East Corporation	Pinnacle West Capital Corporation

Southern Company is one of the largest U.S. utility companies in revenues and market capitalization. For that reason, the consultant size-adjusts the market data in order to fit it to the scope of Southern Company’s business.
In using market data, market is defined as the size-adjusted 50th percentile of the data, with a focus on pay opportunities at target performance (rather than actual plan payouts). We provide pay opportunities (base salary, target PPP payouts, stock option awards and target PDP payouts) at market and design our incentive plans to pay significantly more or less than the target amount when actual performance is above or below target performance levels. As a result, our plans are designed to result in payouts that are market-appropriate given our performance for that year or period.
We do not target a specified weight for base salary or short-term or long-term incentives as a percent of total compensation, nor did amounts realizable from prior compensation serve to increase or decrease 2006 compensation amounts. The competitive posture of one element of pay affects the targeted competitive posture of other elements such that total compensation opportunities for senior management as a group are managed to be at the median of the market for companies our size and in our industry. The market data influenced executive officer base salary and incentive opportunities as follows for 2006:
•	Base salaries for senior executives were targeted at market, though individual salaries may be above or below that level for reasons of time in position, criticality to the business, individual performance or internal equity.

•	Target PPP opportunities were somewhat higher than market because in 2000, a long-term incentive plan (the Productivity Improvement Plan) was terminated and its award opportunities folded in with PPP. Target opportunities are set at a percentage of base salary.

•	To counterbalance the above-market PPP opportunities, stock option award sizes were set to be somewhat below market after taking into account the related PDP opportunity.
For purposes of comparing the value of our program to the market data, stock options are valued at 15%, and PDP targets at 10%, of the average daily Common Stock price for the year preceding the grant, both of which represent risk-adjusted present values on the date of grant and are consistent with the methodologies used to develop the market data. For the 2006 grant of stock options and the PDP targets established for the 2006–2009 performance period, this value was $8.53 per stock option granted. The stock option value used for market data comparisons exceeds the value reported in the Grants of Plan-Based Awards Table because it assumes that the options are held for their full 10-year term. The Black-Scholes value reported in the table uses historical holding period averages of approximately five years.

As discussed above, we target total compensation opportunities for senior executives as a group at market. Therefore, some senior executives may be paid somewhat above and others somewhat below market. This practice allows for minor differentiation based on time in the position, individual performance and internal equity. The average total target compensation opportunities for the named executive officers for 2006 were approximately 2% above the market data described above.
In 2004, the Compensation Committee received a detailed comparison of our executive benefits program to the benefits of a group of other large utilities and general industry companies. The results indicated that Southern Company’s executive benefits program was slightly below market.
In addition to the components described above, an employee’s supervisor may make discretionary bonuses. These discretionary bonuses are not tied to the achievement of pre-established performance goals. They are used to reward extraordinary performance on a current basis.
DESCRIPTION OF KEY COMPENSATION COMPONENTS
2006 Base Salary
The named executive officers are each within a position level with a base salary range that is established under the direction of the Compensation Committee using the market data described above. Also considered in recommending the specific base salary level for each named executive officer is the need to retain an experienced team, internal equity, time in position and individual performance. This analysis of individual performance included the degree of competence and initiative exhibited and the individual’s relative contribution to the results of operations in prior years.
Base salaries for Messrs. Labrato, Fisher and Jacob were recommended by Ms. Susan N. Story, the Company President and Chief Executive Officer, to Mr. David M. Ratcliffe, the Southern Company President and Chief Executive Officer. The base salary for Ms. Manuel, who serves as both an executive officer of the Company and of Southern Company’s generation business unit (“Southern Company Generation”), was recommended by the Executive Vice President of Southern Company Generation, with input from Ms. Story, to the President of Southern Company Generation. Ms. Story’s base salary is approved by Mr. Ratcliffe.
The actual base salary levels set for each of the named executive officers were set within the pre-established salary ranges.
2006 Incentive Compensation
Achieving Operational and Financial Goals — Our Guiding Principle for Incentive Compensation
Our number one priority is to provide our customers outstanding reliability and superior service at low prices while achieving a level of financial performance that benefits Southern Company’s stockholders in the short- and long-term.
In 2006, we strove for and rewarded:
•	Continued industry-leading reliability and customer satisfaction, while maintaining our low retail prices relative to the national average; and

•	Meeting increased energy demand with the best economic and environmental choices.
In 2006, we also focused on and rewarded:
•	Southern Company EPS Growth — A continuation of growing EPS an average of five percent per year from a base, excluding synfuel earnings, established in 2002. The target goal shown below is five percent greater than the goal established for 2005.

•	Company ROE in the top quartile of comparable electric utilities.

•	Common Stock Dividend Growth.

•	Long-term, risk-adjusted Southern Company TSR.

•	Financial Integrity — An attractive risk-adjusted return, sound financial policy and a stable “A” credit rating.
The incentive compensation program is designed to encourage the Company to achieve these goals.
The Southern Company Chief Executive Officer with the assistance of Southern Company’s Human Resources staff recommends to the Compensation Committee program design and award amounts for senior executives.
2006 PPP
Program Design
PPP is Southern Company’s annual cash incentive plan. Almost all employees of the Company are participants, including the named executive officers, a total of over 1,300 Company participants.
The performance measured by the program uses goals set at the beginning of each year by the Compensation Committee.
An illustration of the PPP goal structure for 2006 is provided below.
•	Operational goals for 2006 were safety, customer service, plant availability, transmission and distribution system reliability, inclusion, capital expenditures, and for Southern Company Generation, also net income. Each of these Operational Goals is explained in more detail under “Goal Details” below. The result of all Operational Goals is averaged and multiplied by the bonus impact of the EPS and Business Unit Financial Goals. The amount for each goal can range from 0.90 to 1.10 or 0.00 if a threshold performance level is not achieved as more fully described below. The level of achievement for each Operational Goal is determined and the results are averaged.

•	Southern Company EPS is weighted at 50% of the Financial Goals. EPS is defined as earnings from continuing operations divided by average shares outstanding during the year, excluding synthetic fuel earnings (“synfuel earnings”). The EPS performance measure is applicable to all participants in the PPP, including the named executive officers.

•	Business Unit financial performance is weighted at 50% of the financial goals. The Company financial performance goal is ROE, which is defined as the Company’s net income divided by average equity for the year. For Southern Company Generation, it is calculated using a corporate-wide weighted average of all the business unit financial performance goals, including primarily the ROE of the Company and affiliated companies, Alabama Power Company, Georgia Power Company and Mississippi Power Company. For Ms. Manuel, the Business Unit financial goal was weighted 30% Company ROE and 20% Southern Company Generation Financial Goal.
The Compensation Committee may make adjustments, both positive and negative, to goal achievement for purposes of determining payouts. Such adjustments include the impact of items considered one time or outside of normal operations or not anticipated in the business plan when the earnings goal was established, and of sufficient magnitude to warrant recognition. There were no such adjustments for 2006 that affected the payouts to the named executive officers.
Under the terms of the program, no payout can be made if Southern Company’s current earnings are not sufficient to fund its Common Stock dividend at the same level as the prior year.
Goal Details
Operational Goals:
Customer Service – The Company uses customer satisfaction surveys to evaluate the Company’s performance. The survey results provide an overall ranking for the Company, as well as a ranking for each customer segment: residential, commercial and industrial.
Reliability — Transmission and distribution system reliability performance is measured by the frequency and duration of outages. Performance targets for reliability are set internally based on historical performance, expected weather conditions, and expected capital expenditures.
Availability — Peak season equivalent forced outage rate is an indicator of fossil/hydro plant availability and efficient generation fleet operations during the months when generation needs are greatest. The rate is calculated by dividing the number of hours of forced outages by total generation hours.
Safety – Southern Company’s Target Zero program is focused on continuous improvement in having a safe work environment. The performance is measured by the Occupational Safety and Health Administration recordable incident rate.
Inclusion/Diversity – The inclusion program seeks to improve our inclusive workplace. This goal includes measures for work environment (employee satisfaction survey), representation of minorities and females in leadership roles and supplier diversity.
Capital expenditures – We aim to manage capital expenditures to meet customer commitments without sacrificing financial integrity.
Southern Company capital expenditures “gate” or threshold goal – Southern Company strives to manage total capital expenditures for the participating business units at or below $2.7 billion for 2006, excluding nuclear fuel. If the capital expenditure target is exceeded, total Operational Goal performance is capped at 0.90 for all business units, regardless of the actual Operational Goal results. Adjustments to the goal may occur due to significant events not anticipated in Southern Company’s business plan established early in 2006, such as acquisitions or disposition of assets, new capital projects and other events.
For Ms. Manuel, the Southern Company Generation Operational Goals are applied rather than those for the Company. These goals included availability, safety, inclusion/diversity, capital expenditures and Southern Company Generation net income.

The range of performance levels established for the Operational Goals are detailed below.

				Safety
				Company/		Competitive
				Southern		Generation
Level of	Customer			Company		Net
Performance	Service	Reliability	Availability	Generation	Inclusion	Income	Capital
Maximum (1.10)	Top quartile	Improve historical performance	2.00%	1.25/0.66	Significant improvement	$310 million	Below budget

Target (1.00)	2nd quartile	Maintain historical performance	2.75%	1.75/0.88	Improve	$285 million	Slightly above budget

Threshold (0.90)	3rd quartile	Below historical performance	3.75%	2.50/1.10	Below expectations	$226 million	Above budget

0 Trigger	4th quartile	Significant issues	6.00%	>2.50/>1.10	Significant issues	< $226 million	See gate goal
EPS and Business Unit Financial Performance:
The range of EPS and Business Unit Financial Goals for 2006 is shown below. The ROE goal varies from the allowed retail ROE range due to state regulatory accounting requirements, wholesale activities, other non-jurisdictional revenues and expenses and other activities not subject to state regulation.

	Southern
	Company
	EPS	Business Unit		Payout Factor at	Payout Below
	Excluding	Financial		Highest Level of	Threshold for
Level of	Synfuel	Performance	Payout	Operational Goal	Operational Goal
Performance	Earnings	ROE	Factor	Achievement	Achievement
Maximum	$2.11	14.25%	2.00	2.20	0.00
Target	$2.055	13.25%	1.00	1.10	0.00
Threshold	$1.97	10.50%	0.25	0.275	0.00
Below threshold	<$1.97	<10.50%	0.00	0.00	0.00
2006 Achievement
Each named executive officer had a target PPP opportunity, based on his or her position, set by the Compensation Committee at the beginning of 2006. Targets are set as a percentage of base salary. Ms. Story’s target was set at 60%. For Messrs. Labrato, Fisher and Jacob it was set at 45% and for Ms. Manuel it was set at 40% based on their respective position levels. Actual PPP payouts were developed by adding the payouts derived from EPS and Business Unit financial performance goal achievement for 2006 and multiplying that sum by the result of the Operational Goal achievement. The gate goal target was not exceeded and therefore had no impact on payouts. Actual 2006 goal achievement is shown in the following table.

					Business	Total
					Unit	Weighted
	Operational	EPS,	EPS Goal	Business	Financial	Financial	Total
	Goal	Excluding	Performance	Unit	Performance	Performance	PPP
Business	Multiplier	Synfuel	Factor (50%	Financial	Factor (50%	Factor	factor
Unit	(A)	Earnings	Weight)	Performance	Weight)	(B)	(A x B)
Company	1.06	$2.10	1.84	13.33%	1.08	1.46	1.55

Southern Company				13.7% (Corporate
Generation	1.09	$2.10	1.84	Average)	1.53	1.68	1.83
For Ms. Manuel, the Total PPP Factor was 1.66 which was based 50% on EPS, 30% on Company performance and 20% on Southern Company Generation performance, as adjusted by the Southern Company Generation Operational Goal Multiplier.
Note that the Total PPP Factor may vary from the Total Weighted Performance multiplied by the Operational Goal multiplier due to rounding. To calculate a PPP payout amount, the target opportunity (PPP target times base salary) is multiplied by the Total PPP Factor.
PPP payouts were determined using EPS and Business Unit financial performance results. The EPS results used differ somewhat from the results reported in Southern Company’s financial statements in the Southern Company’s 2006 Annual Report to Stockholders. These differences are described below.
EPS excluding synfuel earnings – Southern Company’s synthetic fuel investments generate tax credits as a result of synthetic fuel production. Due to higher oil prices in 2006, such tax credits were partially phased out and one synfuel investment was terminated. As a result, Southern Company’s synthetic fuel investments did not contribute significantly to earnings and EPS during 2006. These tax credits will no longer be available after December 31, 2007. Southern Company management uses EPS, excluding synfuel earnings, to evaluate the performance of Southern Company’s ongoing business activities. We believe the presentation of earnings and EPS, excluding the results of the synthetic fuel investments, also is useful for investors because it provides additional information for purposes of comparing our performance for such periods. For 2006, reported EPS was $2.12 per share including synfuel earnings, and $2.10 per share excluding synfuel earnings. As established by the Compensation Committee in early 2006, the PPP goal for 2006 measured the EPS performance, excluding synfuel earnings.
Stock Options
Options to purchase Common Stock are granted annually and were granted in 2006 to the named executive officers and about 260 other employees of the Company. Options have a 10-year term, vest over a three-year period, fully vest upon retirement or termination of employment following a CIC and expire at the earlier of five years from the date of retirement or the end of the 10-year term.
Stock option award sizes for 2006 were calculated using guidelines set by the Compensation Committee as a percent of base salary. These guidelines are kept stable from year to year unless the market data indicates a clear need to change them.
The number of options granted is the guideline figure divided by Southern Company’s average daily Common Stock price for the year preceding the grant. This is done to mitigate volatility in the number of options granted and to provide a standard price formula to determine the size of quarterly new-hire grants.
PDP
All option holders (about 260 Company employees), including the named executive officers, can receive performance-based dividend equivalents on stock options held at the end of the year. Dividend equivalents can range from 0% to 100% of the Common Stock dividend paid during the year per option held at the end of the year. Actual payout will depend on Southern Company’s TSR over a four-year performance measurement period compared to a group of other electric and gas utility companies listed below.

TSR is calculated by measuring the ending value of a hypothetical $100 invested in each company’s common stock at the beginning of each of 16 quarters.
No PDP amounts are paid if Southern Company’s earnings are not sufficient to fund a Common Stock dividend at least equal to that paid in the prior year.
2003-2006 Payout
The peer group used to determine the payout for the 2003-2006 performance measurement period was made up of utilities with revenues of $2 billion or more with regulated revenues of 70% or more. Those companies are listed below.

Allegheny Energy, Inc.	Exelon Corporation	Progress Energy, Inc.
Alliant Energy Corporation	FirstEnergy Corporation	Public Service Enterprise Group Incorporated
Ameren Corporation	FPL Group, Inc.	Puget Energy, Inc.
American Electric Power Company, Inc.	NiSource Inc.	SCANA Corporation
Avista Corporation	Northeast Utilities	Sempra Energy
Cinergy Corp.	NorthWestern Corporation	Sierra Pacific Resources
Consolidated Edison, Inc.	NSTAR	Westar Energy, Inc.
DTE Energy Company	OGE Energy Corp.	Wisconsin Energy Corporation
Energy East Corporation	Pepco Holdings, Inc.	Xcel Energy Inc.
Entergy Corporation	Pinnacle West Capital Corporation

The scale below determined the percent of the full year’s dividend paid on each option held at December 31, 2006 based on performance during 2003-2006. Payout amounts for performance between points were interpolated on a straight-line basis.

Payout (% of A Full
Performance vs. Peer Group	Year’s Dividend Paid)
90th percentile or higher	100%
50th percentile	50%
10th percentile or lower	0%
The above payout scale, when established in 2003, paid 25% of the dividend at the 30th percentile and zero below that. The scale was extended to the 10th percentile on a straight-line basis by the Compensation Committee in October 2005, in order to avoid the earnings volatility and employee relations issues that the payout cliff created. (About 260 employees receive PDP awards.)
TSR was calculated by measuring the ending value of a hypothetical $100 invested in each company’s stock at the beginning of each of 16 quarters.
Southern Company’s TSR performance during the four year period ending with 2006 was the 32nd percentile, resulting in a payout of 27.5% of the full year’s Common Stock dividend, or $0.42. This figure was multiplied by each named executive officer’s outstanding stock options at December 31, 2006 to calculate the payout under the program. The amount paid is included in the Non-Equity Incentive Plan Compensation Column in the Summary Compensation Table.

2006-2009 Opportunity
The peer group for the period 2006-2009 is made up of utility companies with revenues of $1.2 billion or more with regulated revenues of approximately 60% or more. Those companies are listed below.
The guideline used to establish the peer group for the 2003-2006 performance measurement period was somewhat different from that used in 2006 to establish the peer group for the 2006-2009 performance measurement period. The guideline for inclusion in the peer group is reevaluated annually as needed to assist in identifying 25 to 30 companies similar to Southern Company. While the guideline does vary somewhat, 22 of the 29 companies in the peer group for the 2003-2006 performance measurement period also were in the peer group established for the 2006-2009 period.

Allegheny Energy, Inc.	Edison International	PG&E Corporation
Alliant Energy Corporation	Energy East Corporation	Pinnacle West Capital Corporation
Ameren Corporation	Entergy Corporation	Progress Energy, Inc.
American Electric Power Company, Inc.	Exelon Corporation	Puget Energy, Inc.
Aquila, Inc.	FPL Group, Inc.	SCANA Corporation
Centerpoint Energy, Inc.	KeySpan Corporation	Sempra Energy
Cinergy Corp.	NiSource Inc.	Sierra Pacific Resources
CMS Energy Corporation	Northeast Utilities	Westar Energy, Inc.
Consolidated Edison, Inc.	NSTAR	Wisconsin Energy Corporation
DPL Inc.	Pepco Holdings, Inc.	Xcel Energy Inc.

The scale below will determine the percent of the full year’s dividend paid on each option held at December 31, 2009, based on performance during 2006-2009. Payout amounts for performance between points are interpolated on a straight-line basis.

Payout (% of a Full Year’s
Performance vs. Peer Group	Dividend Paid)
90th percentile or higher	100%
50th percentile	50%
10th percentile or lower	0%
See the Grants of Plan-Based Awards Table and the accompanying information following it for more information about threshold, target and maximum payout opportunities for the 2006-2009 PDP.
Discretionary Bonuses
Under the discretion mentioned above, Ms. Story approved a discretionary bonus to Mr. Labrato for his superior leadership demonstrated in connection with proceedings related to the Company’s recovery of storm damage costs. The amount received is reported in the Bonus column in the Summary Compensation Table.
Timing of Incentive Compensation
As discussed above, Southern Company EPS and Company financial performance goals for the 2006 PPP were established at the February 2006 Compensation Committee meeting. Annual stock option grants were also made at that meeting. The establishment of incentive compensation goals and the granting of stock options were not timed with the release of non-public material information. This procedure was consistent with prior practices. Stock option grants are made to new hires or newly-eligible participants on preset, regular quarterly dates that were approved by the Compensation Committee. The exercise price of options granted to employees in 2006, and in all prior years, was the average of the high and low market price of Common Stock on the date of grant. Beginning with the grant made in February 2007, the exercise price is or will be no lower than the closing market price on the date of grant. The date of grant is the date the Compensation Committee approved the stock option awards or the last trading day prior to the approval date if the New York Stock Exchange (the “NYSE”) is closed on the approval date.

Post-Employment Compensation
As mentioned above, we provide certain post-employment compensation to employees, including the named executive officers:
Retirement Benefits
Generally, all full-time employees of the Company, including the named executive officers, participate in the Pension Plan after completing one year of service. Normal retirement benefits become payable when participants both attain age 65 and complete five years of participation. We also provide unfunded benefits that count salary and short-term incentive pay that is ineligible to be counted under the funded pension plan. (These plans are the SBP and the SERP that are mentioned in the chart above.) See the Pension Benefits Table and the information accompanying it for more information about pension-related benefits.
The Company also provides the DCP which is an unfunded plan that permits participants to defer income as well as certain federal, state and local taxes until a specified date or their retirement, disability, death or other separation from service. Up to 50% of base salary and up to 100% of PPP and PDP may be deferred, at the election of eligible employees. All of the named executive officers are eligible to participate in the DCP. See the Nonqualified Deferred Compensation Table and the information accompanying it for more information about the DCP.
CIC Protections
Providing certain protections to senior executives upon a CIC allows them to negotiate aggressively with a prospective purchaser. Providing such protections to our employees in general minimizes disruption during a pending or anticipated CIC. For all participants, payment and vesting occur only upon the occurrence of both a true CIC and loss of the individual’s position.
CIC protections including severance pay and, in some situations, vesting or payment of long-term incentive awards, are provided upon a CIC of Southern Company or the Company coupled with an involuntary termination not for “Cause” or a voluntary termination for “Good Reason.” This means there is a “double trigger” before severance benefits are paid; i.e., there must be both a CIC and a termination of employment.
More information about post-employment compensation, including severance arrangements under Southern Company’s CIC program, is included below under the heading Potential Payments upon Termination or Change in Control below.
Executive Stock Ownership Requirements
Effective January 1, 2006, the Compensation Committee adopted Common Stock ownership requirements for officers of Southern Company and its subsidiaries that are in a position of Vice President or above. All of the named executive officers are covered by the requirements. The guidelines were implemented to further align the interest of officers and Southern Company stockholders by promoting a long-term focus and long-term share ownership.
The types of ownership arrangements counted toward the requirements are shares owned outright, those held in Southern Company-sponsored plans, and Common Stock accounts in the DCP and the SBP. One-third of vested Southern Company stock options may be counted, but if so, the ownership target is doubled.

The requirements are expressed as a multiple of base salary as per the table below.

	Multiple of Salary Without	Multiple of Salary Counting
Name	Counting Stock Options	1/3 of Vested Options
S. N. Story	3 Times	6 Times
R. R. Labrato	1 Times	2 Times
F. M. Fisher, III	1 Times	2 Times
P. B. Jacob	1 Times	2 Times
P. M. Manuel	1 Times	2 Times
The ownership requirement is reduced by one-half for officers that are over 60 years of age. This reduction allows the officer to diversify his or her holdings in anticipation of retirement in five years or less. None of the named executive officers is over 60.
Current officers have until September 30, 2011 to meet the applicable ownership requirement. Newly-elected officers will have five years to meet the applicable ownership requirement.
Impact of Accounting and Tax Treatments on Compensation
None of the compensation paid to the Company’s employees, including the named executive officers, is subject to the restrictions under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
Policy on Recovery of Awards
The Company’s 2006 Omnibus Incentive Compensation Plan provides that, if Southern Company or the Company is required to prepare an accounting restatement due to material noncompliance as a result of misconduct, and if an executive knowingly or grossly negligently engaged in or failed to prevent the misconduct or is subject to automatic forfeiture under the Sarbanes-Oxley Act of 2002, the executive will reimburse the Company the amount of any payment in settlement of awards earned or accrued during the 12-month period following the first public issuance or filing that was restated.
Southern Company Policy Regarding Hedging the Economic Risk of Stock Ownership
Southern Company’s policy is that insiders, including non-employee directors, will not trade in Southern Company options on the options market and will not engage in short sales.
COMPENSATION COMMITTEE REPORT
The Compensation Committee met with management to review and discuss the CD&A. Based on such review and discussion, the Compensation Committee recommended to the Southern Company Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and this Form 10-K/A. The Southern Company Board of Directors approved that recommendation.
Members of the Compensation Committee:
Gerald J. St. Pé
Thomas F. Chapman
Donald M. James
William G. Smith, Jr.

SUMMARY COMPENSATION TABLE FOR 2006
The Summary Compensation Table shows the amount and type of compensation received or earned in 2006 for the Chief Executive Officer, the Chief Financial Officer and the next three most highly-paid executive officers of the Company. Collectively, these five officers are referred to as the “named executive officers.”

							Change in
							Pension
							Value and
						Non-	Nonquali-
						Equity	fied
						Incentive	Deferred	All
						Plan	Compensa	Other
				Stock	Option	Compensa	-tion	Compen
Name and		Salary	Bonus	Awards	Awards	-tion	Earnings	-sation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Susan N. Story President, Chief Executive Officer and Director	2006	349,187	0	0	144,347	383,590	65,344	29,330	971,798

Ronnie R. Labrato Vice President and Chief Financial Officer	2006	219,732	7,500	0	60,598	182,948	71,618	25,945	568,341

Francis M. Fisher, Jr. Vice President	2006	236,468	0	0	65,031	194,183	118,282	20,432	634,396

P. Bernard Jacob Vice President	2006	199,142	0	0	54,938	156,439	53,935	18,699	483,153

Penny M. Manuel Vice President	2006	177,484	0	0	26,053	133,157	21,857	12,801	371,352
Column (d)
The amount reported in this column was for a discretionary individual performance bonus during 2006 to Mr. Labrato. This amount was not based on achievement of pre-determined performance goals. Please see the CD&A for more information about discretionary bonuses and this bonus to Mr. Labrato specifically. Payouts under the Company’s short- and long-term incentive compensation programs (PPP and PDP) are reported in column (g).
Column (e)
No equity-based compensation has been awarded to the named executive officers, or any other employees of the Company, other than Stock Option Awards which are reported in column (f).
Column (f)
This column reports the dollar amounts recognized for financial statement reporting purposes with respect to 2006 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”) disregarding any estimates of forfeitures relating to service-based vesting conditions. The assumptions used in calculating these amounts are discussed in Note 1 to the financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

For Messrs. Fisher, Labrato and Jacob, the amounts shown equal the grant date fair value for the 2006 options granted in 2006, as reported in the Grants of Plan-Based Awards Table because these named executive officers have been retirement eligible for several years and therefore their options will vest in full upon termination. Accordingly, under FAS 123R, the full grant date fair value of their option awards is expensed in the year of grant. However, for Mss. Story and Manuel, the amounts reported reflect the amounts expensed in 2006 attributable to the following stock option grants made in 2006 and in prior years because each of these named executive officers was not retirement eligible on the grant dates. Therefore, the grant date fair value for options granted to Mss. Story and Manuel is amortized over the vesting period of each option. The grant date fair value for the grant made in 2006 is reported in the Grants of Plan-Based Awards Table.

	Amount Expensed in 2006	Amount Expensed in 2006
	(Susan N. Story)	(Penny M. Manuel)
Grant Date	($)	($)
2003	3,678	887
2004	41,419	6,470
2005	50,042	7,742
2006	49,208	10,954

TOTAL	144,347	26,053

Column (g)
The amounts in this column are the aggregate of the payouts under the PPP and the PDP that are discussed in detail in the CD&A. The amounts paid under each program to the named executive officers are shown below:

	PPP	PDP	Total
Name	($)	($)	($)
S. N. Story	327,867	55,723	383,590
R. R. Labrato	154,451	28,497	182,948
F. M. Fisher, Jr.	165,745	28,438	194,183
P. B. Jacob	140,030	16,409	156,439
P. M. Manuel	119,092	14,065	133,157
Column (h)
This column reports the aggregate change in the actuarial present value of each named executive officer’s accumulated benefit under the Pension Plan and the supplemental pension plans (collectively, the “Pension Benefits”) that are described more fully following the Pension Benefits Table.
The amounts reported are earned through September 30, 2006 over the comparable amounts computed as of September 30, 2005. September 30 was the measurement date used for the Company’s financial statement reporting purposes for fiscal years 2005 and 2006. For information on the assumptions used to calculate the actuarial present value of accumulated benefits as of September 30, 2006, see the information following the Pension Benefits Table. The amounts computed as of September 30, 2005 used the same assumptions except that the discount rate used was 5.5% per year, the rate used in the Company’s 2005 financial statements, rather than six percent per year. The discount rate change was prompted by the pension accounting standards which require this assumption to be reselected each year based on fixed income investments’ market yields. The assumptions used to calculate the September 30, 2005 values differ from those used to derive pension obligations reported in the 2005 financial statements in one respect: the obligations were calculated assuming that a portion of the pension benefits would be paid out through the purchase of a third-party annuity. That program has been eliminated and annuities were never purchased so that assumption was not used when computing the benefit values above.

This column also reports the above-market earnings on deferred compensation. Above-market earnings are defined by the Securities and Exchange Commission (the “SEC”) as any amount above 120% of the applicable federal long-term rate as prescribed under Section 1274(d) of the Code.
Under the DCP, eligible employees are permitted to defer up to 50% of their salary and 100% of payments under the PPP or the PDP. The deferred amounts are then treated as if invested in one of two investment options – at the election of the participant. Amounts may be treated as if invested in Common Stock (“Stock Equivalent Account”) or the prime interest rate as published in the Wall Street Journal as the base rate on corporate loans posted as of the last business day of each month by at least 75% of the United States’ largest banks (“Prime Equivalent Account”).
The amounts invested in the Stock Equivalent Account are treated as if dividends are paid and reinvested at the same rate as that paid to Southern Company’s stockholders. That amount is not considered “above-market” as defined by the SEC.
In 2006, the prime interest rate used in the Prime Equivalent Account exceeded 120% of the applicable long-term rate in effect at the measurement point required under the SEC’s rules. Therefore, earnings that exceed the amount calculated at that rate are reported here. The range of interest rates under the Prime Equivalent Account was 7.25% to 8.25% in 2006 and the applicable long-term rate was 7.14%.
The table below itemizes the amounts reported in this column.

		Above-Market
	Change in	Earnings on Deferred
	Pension Value	Compensation	Total
Name	($)	($)	($)
S. N. Story	56,406	8,938	65,344
R. R. Labrato	71,618	0	71,618
F. M. Fisher, Jr.	109,977	8,305	118,282
P. B. Jacob	53,721	214	53,935
P. M. Manuel	21,857	0	21,857
Column (i)
This column reports the following items: perquisites; tax reimbursements by the Company on certain perquisites; Company contributions in 2006 to the Southern Company Employee Savings Plan (the “ESP”), which is a tax-qualified defined contribution plan intended to meet requirements of Section 401(k) of the Code; and contributions in 2006 under the Southern Company Supplemental Benefit Plan (Non-Pension Related) (the “SBP-N”). The SBP-N is described more fully in the information following the Nonqualified Deferred Compensation Table.
The amounts reported are itemized below.

		Tax
	Perquisites	Reimbursements	ESP	SBP-N	Total
Name	($)	($)	($)	($)	($)
S. N. Story	8,318	4,973	9,900	6,139	29,330
R. R. Labrato	8,123	7,981	9,841	0	25,945
F. M. Fisher, Jr.	6,414	3,875	9,303	840	20,432
P. B. Jacob	6,224	3,857	8,618	0	18,699
P. M. Manuel	2,826	2,048	7,927	0	12,801

Description of Perquisites
Personal Financial Planning is provided for most officers of the Company, including all of the named executive officers. The Company pays for the services of the financial planner on behalf of the officers, up to a maximum amount of $7,000 per year, after the initial year that the benefit is first provided. In the initial year, the allowed amount is $15,000. The Company also provides a five-year allowance of $6,000 for estate planning and tax return preparation fees.
Personal Use of Company-Provided Club Memberships. The Company provides club memberships to certain officers, including all of the named executive officers. The memberships are provided for business use; however, personal use is permitted. The amount included reflects the pro-rata portion of the membership fees paid by the Company that are attributable to the named executive officers’ personal use. Direct costs associated with any personal use, such as meals, are paid for or reimbursed by the employee and therefore are not included.
Personal Use of Corporate-Owned Aircraft. Southern Company owns aircraft that are used to facilitate business travel. All flights on these aircraft must have a business purpose. Also, if seating is available, Southern Company permits a spouse or other family member to accompany a Company employee on a flight. However, because in such cases the aircraft is being used for a business purpose, there is no incremental cost associated with the spousal travel and no amounts are included for such travel. Any additional expenses incurred that are related to spousal travel are included.
Home Security Systems. The Company pays for the services of third-party providers for the installation, maintenance and monitoring of the named executive officers’ home security systems.
Other Miscellaneous Perquisites. The amount included reflects the full cost to the Company of providing the following items: personal use of Company-provided tickets for sporting and other entertainment events, gifts distributed to and activities provided to attendees at Company-sponsored events.

GRANTS OF PLAN-BASED AWARDS MADE IN 2006
The Grants of Plan-Based Awards Table provides information on stock option grants made and goals established for future payouts under the Company’s incentive compensation programs during 2006 by the Compensation Committee.

						All Other		Closing
						Option		Price on
						Awards:	Exercise	Last	Grant Date
						Number of	or Base	Trading	Fair Value
		Estimated Possible Payouts Under				Securities	Price of	Date Prior	of Stock
		Non-Equity Incentive Plan Awards				Underlying	Option	to Grant	and Option
	Grant	Threshold		Target	Maximum	Options	Awards	Date	Awards
Name	Date	($)		($)	($)	(#)	($/Sh)	($/Sh)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
S. N. Story	2/20/2006	PPP	47,593	211,527	465,358	41,329	33.81	33.86	171,515
		PDP	10,183	101,827	203,653

R. R. Labrato	2/20/2006	PPP	22,420	99,646	219,221	14,602	33.81	33.86	60,598
		PDP	5,208	52,076	104,151

F. M. Fisher, Jr.	2/20/2006	PPP	24,060	106,932	235,251	15,670	33.81	33.86	65,031
		PDP	5,197	51,967	103,933

P. B. Jacob	2/20/2006	PPP	20,327	90,342	198,753	13,238	33.81	33.86	54,938
		PDP	2,999	29,986	59,972

P. M. Manuel	2/20/2006	PPP	16,142	71,742	157,832	9,199	33.81	33.86	38,176
		PDP	2,570	25,701	51,403
Columns (c), (d) and (e)
The amounts reported as PPP reflect the amounts established by the Compensation Committee in early 2006 to be paid for certain levels of performance as of December 31, 2006 under the PPP, the Company’s short-term incentive program. The Compensation Committee assigns each named executive officer a target incentive opportunity, expressed as a percentage of base salary, that is paid for target-level performance under the PPP. The target incentive opportunities established for the named executive officers for 2006 performance were 60% for Ms. Story, 45% for Messrs. Labrato, Fisher and Jacob and 40% for Ms. Manuel. The payout for threshold performance was set at 0.225 times the target incentive opportunity and the maximum amount payable was set at 2.20 times the target. The amount paid to each named executive officer under the PPP for actual 2006 performance is included in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table and is itemized in the notes following that table. More information about the PPP, including the applicable performance criteria established by the Compensation Committee, is provided in the CD&A.
The Company also has a long-term incentive program, the PDP, that pays performance-based dividend equivalents based on Southern Company’s TSR compared with the TSR of its peer companies over a four-year performance measurement period. The Compensation Committee establishes the level of payout for prescribed levels of performance over the measurement period.
In February 2006, the Compensation Committee established the PDP goal for the four-year performance measurement period beginning on January 1, 2006 and ending on December 31, 2009. The amount earned based on performance over that period will be paid following the end of the period. However, no amount is earned and paid unless the Compensation Committee approves the payment at the beginning of the final year of the performance measurement period. Also, nothing is earned unless Southern Company’s earnings are sufficient to fund a Common Stock dividend at the same level as the prior year.

The PDP pays to all option holders a percentage of the Common Stock dividend paid to Southern Company’s stockholders in the last year of the performance measurement period. It can range from approximately five percent for performance above the 10th percentile compared with the performance of the peer companies to 100% of the dividend if Southern Company’s TSR is at or above the 90th percentile. That amount is then paid per option held at the end of the four-year period. The amount, if any, ultimately paid to the option holders, including the named executive officers, at the end of the 2006-2009 performance measurement period will be based on (1) Southern Company’s TSR compared to that of its peer companies as of December 31, 2009, (2) the actual dividend paid in 2009 to Southern Company’s stockholders, if any, and (3) the number of options held by the named executive officers on December 31, 2009.
The number of options held on December 31, 2009 will be affected by the number of additional options granted to the named executive officers prior to December 31, 2009, if any, and the number of options exercised by the named executive officers prior to December 31, 2009, if any. None of these components necessary to calculate the range of payout under the PDP for the 2006-2009 performance measurement period is known at the time the goal is established.
The amounts reported as PDP in columns (c), (d) and (e) were calculated based on the number of options held by the named executive officers on December 31, 2006, as reported in columns (b) and (c) of the Outstanding Equity Awards at Fiscal Year-End Table and the Common Stock dividend of $1.535 per share paid to Southern Company’s stockholders in 2006. These factors are itemized below.

	Stock
	Options Held	Performance Dividend	Performance Dividend	Performance Dividend
	as of	Equivalent Per Option	Equivalent Per Option	Per Option Paid at
	December	Paid at Threshold	Paid at Target	Maximum
	31, 2006	Performance	Performance	Performance
Name	(#)	($)	($)	($)
S. N. Story	132,673	0.07675	0.7675	1.535
R. R. Labrato	67,851	0.07675	0.7675	1.535
F. M. Fisher, Jr.	67,709	0.07675	0.7675	1.535
P. B. Jacob	39,070	0.07675	0.7675	1.535
P. M. Manuel	33,487	0.07675	0.7675	1.535
More information about the PDP is provided in the CD&A.
Columns (f), (g) and (h)
The stock options vest at the rate of one-third per year, on the anniversary date of the grant. Also, grants fully vest upon termination as a result of death, total disability or retirement and expire five years after retirement, three years after death or total disability, or their normal expiration date if earlier. Please see Potential Payments Upon Termination or Change In Control for more information about the treatment of stock options under different termination and CIC events.
The Compensation Committee granted these stock options to the named executive officers at its regularly scheduled meeting on February 20, 2006. February 20, 2006 was a holiday (Presidents’ Day) and the NYSE was closed. Therefore, under the terms of the Omnibus Incentive Compensation Plan, the exercise price was determined as of the last trading day prior to the grant date. As has been the long-standing practice of the Compensation Committee, the exercise price was set at the average of the high and the low price on that date ($33.81 per share), which was five cents lower than the closing price on that date ($33.86 per share).

Column (i)
The value of stock options granted in 2006 was derived using the Black-Scholes stock option pricing model. The assumptions used in calculating these amounts are discussed in Note 1 to the financial statements in the Company’s Form 10-K for the fiscal year ended December 31, 2006.
OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END
This table provides information pertaining to all outstanding stock options held by the named executive officers as of December 31, 2006.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
			Equity			Number		Number	Payout
			Incentive			of		of	Value of
			Plan			Shares	Market	Unearned	Unearned
	Number	Number of	Awards:			or Units	Value of	Shares,	Shares,
	of	Securities	Number of			of	Shares or	Units or	Units or
	Securities	Underlying	Securities			Stock	Units of	Other	Other
	Underlying	Unexercised	Underlying			That	Stock	Rights	Rights
	Unexercised	Options	Unexercised	Option		Have	That Have	That Have	That Have
	Options	(#)	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	Unexer-	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	cisable	(#)	($)	Date	(#)	($)	(#)	($)
S. N. Story	14,978	0	0	27.975	02/14/2013	0	0	0	0
	25,225	12,612		29.50	02/13/2014
	12,843	25,686		32.70	02/18/2015
	0	41,329		33.81	02/20/2016

R. R. Labrato	10,366	0	0	25.26	02/15/2012	0	0	0	0
	11,530	0		27.975	02/14/2013
	10,431	5,215		29.50	02/13/2014
	5,236	10,471		32.70	02/18/2015
	0	14,602		33.81	02/20/2016

F. M. Fisher, Jr.	17,737	0	0	27.975	02/14/2013	0	0	0	0
	11,467	5,733		29.50	02/13/2014
	5,701	11,401		32.70	02/18/2015
	0	15,670		33.81	02/20/2016

P. B. Jacob	2,226	0	0	27.975	02/14/2013	0	0	0	0
	4,696	4,697		29.50	02/13/2014
	4,738	9,475		32.70	02/18/2015
	0	13,238		33.81	02/20/2016

P. M. Manuel	6,395	0	0	25.26	02/15/2012	0	0	0	0
	6,022	0		27.975	02/14/2013
	3,940	1,970		29.50	02/13/2014
	1,987	3,974		32.70	02/18/2015
	0	9,199		33.81	02/20/2016
Stock options vest one-third per year on the anniversary of the grant date. Options granted in 2002 and 2003, with an expiration date in 2012 and 2013, respectively, were fully vested as of December 31, 2006. The options granted in 2004, 2005 and 2006 become fully vested as shown below.

Expiration Date	Date Fully Vested
February 13, 2014	February 13, 2007
February 18, 2015	February 18, 2008
February 20, 2016	February 20, 2009
Options also fully vest upon death, total disability or retirement and expire three years following death or total disability or five years following retirement, or on the original expiration date if earlier. Please see Potential Payments Upon Termination or Change In Control for more information about the treatment of stock options under different termination and CIC events.
OPTION EXERCISES AND STOCK VESTED IN 2006
None of the named executive officers were granted Stock Awards. Of the named executive officers, only Mr. Fisher exercised options in 2006.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
(a)	(b)	(c)	(d)	(e)
S. N. Story	0	0	0	0
R. R. Labrato	0	0	0	0
F. M. Fisher, Jr.	38,928	402,291	0	0
P. B. Jacob	0	0	0	0
P. M. Manuel	0	0	0	0
PENSION BENEFITS AT 2006 FISCAL YEAR-END

				Payments
		Number of	Present Value of	During
		Years Credited	Accumulated	Last Fiscal
		Service	Benefit	Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
S. N. Story	Pension Plan	23.92	298,957	0
	SBP-P	23.92	374,669	0
	SERP	23.92	153,058	0

R. R. Labrato	Pension Plan	26.67	479,648	0
	SBP-P	26.67	134,572	0
	SERP	26.67	112,393	0

F. M. Fisher, Jr.	Pension Plan	34.75	794,349	0
	SBP-P	34.75	322,573	0
	SERP	34.75	211,075	0

P. B. Jacob	Pension Plan	23.33	349,669	0
	SBP-P	23.33	95,492	0
	SERP	23.33	78,806	0

P. M. Manuel	Pension Plan	22.67	184,539	0
	SBP-P	22.67	44,430	0
	SERP	22.67	42,012	0
The named executive officers earn Company-paid pension benefits from three integrated retirement plans. More information about pension benefits is provided in the CD&A.

The Pension Plan
The Pension Plan is a funded, tax-qualified plan. It is the Company’s primary retirement plan. Generally, all full-time employees participate in this plan after one year of service. Normal retirement benefits become payable when participants both attain age 65 and complete five years of participation. The plan benefit equals the greater of amounts computed using a “1.7% offset formula” and a “1.25% formula,” as described below. Benefits are limited to a statutory maximum.
The 1.7% offset formula amount equals 1.7% of final average base rate of pay times years of credited service less an offset related to Social Security benefits. The offset equals a service ratio times 50% of the anticipated Social Security benefits in excess of $4,200. The service ratio adjusts the offset for the portion of a full career that a participant has worked. To determine final average base rate of pay for this formula, an amount is associated with each of the last 10 calendar years of a participant’s service, and the three largest amounts are averaged. The amount associated with each calendar year is the participant’s highest base salary rate during the calendar year reduced for any voluntary deferrals under the DCP. A statutory limit restricts the amount considered each year; the limit for 2006 was $220,000.
The 1.25% formula amount equals 1.25% of final average pay level times years of credited service. For this formula, the final average pay computation is the same as described above for the 1.7% offset formula, but PPP amounts paid during each calendar year are added to the base rates of pay.
Early retirement benefits become payable once plan participants have during employment both attained age 50 and completed 10 years of credited service. Participants who retire early from active service receive benefits equal to the amounts computed using the same formulas employed at normal retirement. However, a 0.3% reduction applies for each month (3.6% for each year) prior to normal retirement that benefit payments commence. For example, 64% of the formula benefits are payable starting at age 55. As of December 31, 2006, all the named executive officers, except Mss. Story and Manuel, were eligible to retire immediately.
At retirement, plan participants can choose to receive their benefits in one of six alternative forms of payment. All six forms pay benefits monthly over the lifetime of the retiree or the joint lifetimes of the retiree and a spouse. A reduction applies if a retiring participant chooses a payment form other than a single life annuity which provides equal payments over a participant’s post-retirement life. The reduction makes the value of the benefits paid in the form chosen comparable to what it would have been if benefits were paid as a single life annuity.
Participants vest in the Pension Plan benefits after completing five years of service. All the named executive officers are vested in their Pension Plan benefits. Participants who terminate employment after vesting are entitled to a pension benefit commencing at age 65. Vested participants who earn 10 or more years of credited service can elect to have their Pension Plan benefits commence as early as age 50. If such an election is made, the early retirement reductions that apply are actuarially determined factors and are larger than 0.3% per month.
If a vested participant dies while actively employed, benefits will be paid to a surviving spouse. A survivor’s benefit equals 45% of the monthly benefit that the participant had earned before his or her death. Payments to a surviving spouse of a participant who attained age 50 prior to death will begin receiving benefits immediately; otherwise, survivor payments begin when the deceased participant would have attained age 50. After commencing, survivor benefits are payable monthly for the remainder of a survivor’s life. Participants who are age 50 or older may opt to have an 80%, instead of 45%, survivor benefit paid if they die; however, there is a charge associated with this election. Surviving spouses of vested participants who have terminated employment and not yet elected to start receiving benefits receive smaller benefits.
If vested participants become totally disabled, periods that Social Security Disability Income or Company disability income benefits are paid will count as service for benefit calculation purposes. The crediting of this additional service ceases at the point a disabled participant dies, stops receiving disability income benefits or elects to commence retirement payments. Outside of the extra service crediting, the normal plan provisions apply to disabled participants.

SBP-Pension Related (the “SBP-P”)
The same SBP that provides for deferred compensation related to contributions the Company cannot make to the ESP due to various limits under the Code also provides for a supplemental defined benefit pension. Please see the description of the non-pension component of the SBP following the Nonqualified Deferred Compensation Table. The SBP-P is an unfunded retirement plan that is not tax qualified. This plan pays more highly compensated employees, including each of the named executive officers, benefits that equal the excess of what their Pension Plan benefits would be if statutory compensation/benefit limits and voluntary pay deferrals under the DCP were ignored over what their Pension Plan benefits actually are. In 2006, the form of payment election made for Pension Plan benefits also applies to SBP-P benefits. The SBP-P’s vesting, early retirement, survivor benefit and disability provisions mirror those of the Pension Plan.
SERP
The SERP also is an unfunded retirement plan that is not tax qualified. This plan provides more highly compensated employees, including each of the named executive officers, additional benefits that the Pension Plan would pay if the 1.7% offset formula calculations reflected a portion of annual cash incentives under the PPP. To derive the SERP benefits, a final average pay is determined reflecting participants’ base salary level and their payouts under the PPP to the extent such PPP payouts exceed 15% of those base salary levels (ignoring statutory limits and voluntary pay deferrals under the DCP). This final average pay is used in the 1.7% offset formula to derive a gross benefit. The Pension Plan and the SBP-P benefits are subtracted from the gross benefit to calculate the SERP benefit payable. In 2006, the form of payment election made for Pension Plan benefits also applied to SERP benefits. The SERP’s early retirement, survivor benefit and disability provisions match the Pension Plan’s provisions. SERP benefits do not vest until participants retire.
Changes Effective in 2007 to the SBP-P and the SERP
In early 2007, changes were made to the SBP-P and the SERP to comply with Section 409A of the Code. One of the changes made affects the form of payment for the SBP-P and the SERP. Participants will elect to receive a lifetime of monthly benefits, as is currently provided for, or the single-sum value of those monthly payments for an average lifetime paid out in 10 annual installments.
Description of Assumptions in Calculating Present Value of Accumulated Pension Benefits
The amounts in column (d) of this Pension Benefit Table show the present values of accumulated benefits each named executive officer has earned as of September 30, 2006. September 30, 2006 is the measurement date used in the Company’s audited financial statements.
Each present value of pension benefits is a weighted sum of the present values of the full benefit paid monthly over the named executive officer’s post-retirement lifetime and reduced amounts payable over the joint lifetimes of the named executive officer and a spouse. The weights are the form of payment assumptions described below.
The present values of pension benefits in each form of payment equals the sum of all the expected monthly payments after being discounted to reflect the time value of money between the measurement date and the expected payment dates. The expected monthly payments are based on the benefits payable to the named executive officer, and to a spouse for forms paid over joint lifetimes, times the probability that the named executive officer or spouse will survive from the named executive officer’s normal retirement age to the payment date. The probabilities of survival were derived from a table of actuarial mortality rates.
The following assumptions were used in the present value calculations:
•	Discount rate – Six percent as of September 30, 2006
•	Retirement date – Normal retirement age (65 for all named executive officers)
•	Mortality after normal retirement — RP2000 Combined Healthy mortality rate table
•	Mortality, withdrawal, disability and retirement rates prior to normal retirement — None
•	Form of payment
o	Unmarried retirees: 100% elect a single life annuity

o	Married retirees: 20% elect a single life annuity; 40% elect a joint and 50% survivor annuity; and 40% elect a joint and 100% survivor annuity
•	Percent married at retirement — 80% of males and 70% of females
•	Spouse ages — Wives two years younger than their husbands
•	Incentives earned but unpaid as of the measurement date — 130% of target percentages times base rate of pay for year incentive is earned.
NONQUALIFIED DEFERRED COMPENSATION AS OF 2006 FISCAL YEAR-END

	Executive	Registrant	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Aggregate Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
S. N. Story	0	6,139	114,282	0	1,369,155
R. R. Labrato	0	0	649	0	6,228
F. M. Fisher, Jr.	109,116	840	78,466	0	1,019,124
P. B. Jacob	10,721	0	2,041	0	27,435
P. M. Manuel	0	0	40	0	383
The Company provides the DCP which is designed to permit participants to defer income as well as certain federal, state and local taxes until a specified date or their retirement, disability, death or other separation from service. Up to 50% of base salary and up to 100% of PPP and PDP may be deferred, at the election of eligible employees. All of the named executive officers are eligible to participate in the DCP.
Participants have two options for the deemed investments of the amounts deferred – the Stock Equivalent Account and the Prime Equivalent Account. Under the terms of the DCP, participants are permitted to transfer between investments at any time.
The amounts deferred in the Stock Equivalent Account are treated as if invested at an equivalent rate of return to that of an actual investment in Common Stock, including the crediting of dividend equivalents as such are paid by the Southern Company from time to time. It provides participants with an equivalent opportunity for the capital appreciation (or loss) and income held by a Southern Company stockholder. During 2006, the rate of return in the Stock Equivalent Account was 11.7%, which was Southern Company’s TSR for 2006.
Alternatively, participants may elect to have their deferred compensation deemed invested in the Prime Equivalent Account which is treated as if invested at a prime interest rate compounded monthly, as published in the Wall Street Journal as the base rate on corporate loans posted as of the last business day of each month by at least 75% of the United States’ largest banks. The range of interest rates earned on amounts deferred during 2006 in the Prime Equivalent Account was 7.25% to 8.25%.
Column (b)
This column reports the actual amounts of compensation deferred under the DCP by each named executive officer in 2006. The amount of salary deferred by the named executive officers, if any, is included in the Salary column in the Summary Compensation Table. The amount of incentive compensation deferred in 2006 was the amount paid for performance under the PPP and the PDP that were earned as of December 31, 2005 but not payable until the first quarter of 2006. This amount is not reflected in the Summary Compensation Table because that table reports incentive compensation that was earned in 2006, but not payable until early 2007. These deferred amounts may be distributed in a lump sum or in up to 10 annual installments at termination of employment or in a lump sum at a specified date, at the election of the participant.

Column (c)
This column reflects the Company’s contributions under the SBP-N. Under the Code, the Company is prohibited from making matching contributions under the ESP on employee contributions above stated limits in the ESP, and, if applicable, above legal limits set forth in the Code. The SBP-N is a nonqualified deferred compensation plan under which the Company contributes the amount of Company contributions that it is prohibited from making in the ESP. The contributions are treated as if invested in Common Stock and are payable in cash upon termination of employment in a lump sum or in up to 20 annual installments, at the election of the participant. The amounts reported in this column were also reported in the All Other Compensation column in the Summary Compensation Table.
Column (d)
This column reports earnings on both compensation the named executive officers elected to defer and earnings on Company contributions under the SBP-N. See the notes to column (h) of the Summary Compensation Table for a discussion of amounts of nonqualified deferred compensation earnings included in the Summary Compensation Table.
Column (f)
This column includes amounts that were deferred under the DCP and contributions under the SBP-N in prior years and reported in prior years’ Information Statements or Annual Reports on Form 10-K. The chart below shows the amounts reported in prior years’ Information Statements or Annual Reports on Form 10-K.

		Amounts Contributed by the
	Amounts Deferred	Company under the SBP-N
	under	Prior to 2006 and
	the DCP Prior to 2006	Reported in
	and Reported in Prior	Prior Years’ Information
	Years’ Information	Statements or Annual
	Statements or Annual	Reports
	Reports on Form 10-K	on Form 10-K	Total
Name	($)	($)	($)
S. N. Story	18,373	245,241	263,614
R. R. Labrato	1,616	0	1,616
F. M. Fisher, Jr.	18,631	612,083	630,714
P. B. Jacob	797	22,674	23,471
P. M. Manuel	202	0	202
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
This section describes and estimates payments that could be made to the named executive officers under different termination and CIC events. The estimated payments would be made under the terms of the Company compensation and benefits programs or the CIC severance program. All of the named executive officers are participants in Southern Company’s CIC severance plan for officers. (As described in the CD&A, all Company employees not part of a collective bargaining unit are participants in a CIC severance plan.) The amount of potential payments is calculated as if the triggering events occurred as of December 31, 2006 and assumes that the price of Common Stock is the closing market price as of December 29, 2006.
Description of Termination and CIC Events
The following charts list different types of termination and CIC events that can affect the treatment of payments under the Company’s compensation and benefit programs. These events also affect payments to the named executive officers under their CIC severance agreements. No payments are made under the severance agreements unless, within two years of the CIC, the named executive officer is involuntarily terminated or he voluntarily terminates for Good Reason. (See the description of Good Reason below.)
Traditional Termination Events
•	Retirement or Retirement Eligible – Termination of a named executive officer who is at least 50 years old and has at least 10 years of credited service.
•	Resignation – Voluntary termination of a named executive officer who is not retirement eligible.
•	Lay Off – Involuntary termination of a named executive officer not for cause, who is not retirement eligible.
•	Involuntary Termination – Involuntary termination of a named executive officer for cause. Cause includes individual performance below minimum performance standards and misconduct, such as violation of the Company’s Drug and Alcohol Policy.
•	Death or Disability – Termination of a named executive officer due to death or disability.
CIC-Related Events
At the Southern Company or the Company level:
•	Southern Company CIC I – Acquisition by another entity of 20% or more of Common Stock, or following a merger with another entity the Company’s stockholders own 65% or less of the company surviving the merger.
•	Southern Company CIC II – Acquisition by another entity of 35% or more of Common Stock, or following a merger with another entity the Company’s stockholders own less than 50% of the company surviving the merger.
•	Southern Company Termination – A merger or other event and Southern Company is not the surviving company or the Common Stock is no longer publicly traded.
•	Company CIC – Acquisition by another entity, other than another subsidiary of Southern Company, of 50% or more of the stock of the Company, a merger with another entity and the Company is not the surviving company or the sale of substantially all the assets of the Company.
At the employee level:
•	Involuntary CIC Termination or Voluntary CIC Termination for Good Reason – Employment is terminated within two years of a CIC, other than for cause, or the employee voluntary terminates for Good Reason. Good Reason for voluntarily termination within two years of a CIC is generally satisfied when there is a reduction in salary, incentive compensation opportunity or benefits, relocation of over 50 miles or a diminution in duties and responsibilities.

The following chart describes the treatment of different pay and benefit elements in connection with the Traditional Termination Events described above.

Lay Off
	Retirement/	(Involuntary			Involuntary
	Retirement	Termination			Termination
Program	Eligible	Not For Cause)	Resignation	Death or Disability	(For Cause)
Pension Benefits: • Pension • SBP-P • SERP	Lifetime of monthly benefits paid. Reductions apply if payments start prior to age 65.	SERP-related benefits forfeited. Other vested benefits paid monthly for lifetime after executive reaches retirement eligibility. Reductions apply if payments start prior to age 65.	Same as Lay Off.	At death, surviving spouse receives a lifetime of monthly payments equal to 45% (or 80% if participant has made that election) of benefits earned. If vested under the Pension Plan, all pension-type benefits continue to accumulate while disabled. Lifetime of monthly payments after executive becomes retirement eligible and elects commencement.	Same as for retirement and resignation, as the case may be.

PPP	Pro-rated if terminate before 12/31.	Pro-rated if terminate before 12/31.	Forfeit.	Pro-rated if terminate before 12/31.	Forfeit.

PDP	Paid year of retirement plus two additional years.	Forfeit.	Forfeit.	Payable until options expire or exercised.	Forfeit.

Stock Options	Vest; expire earlier of original expiration date or five years.	Vested options expire in 90 days; unvested are forfeited.	Vested options expire in 90 days; unvested are forfeited.	Vest; expire earlier of original expiration or three years.	Forfeit.

Financial Planning Perquisite	Continues for one year.	Terminates.	Terminates.	Continues for one year.	Terminates.

DCP	Payable per prior elections (lump sum or up to 10 annual installments).	Same as Retirement.	Same as Retirement.	Payable to beneficiary or disabled participant per prior elections; amounts deferred prior to 2005 can be paid as a lump sum at the DCP administrative committee’s discretion.	Same as Retirement.

SBP-N	Payable per prior elections (lump sum or up to 20 annual installments).	Same as Retirement.	Same as Retirement.	Same as the DCP, above.	Same as Retirement.

The chart below describes the treatment of payments under pay and benefit programs under different CIC events, except the Pension Plan (the “CIC Chart”). The Pension Plan is not affected by CIC events.

Involuntary CIC-
Related Termination
or Voluntary CIC-
			Southern Company	Related Termination
	Southern Company	Southern Company	Termination or	for
Program	CIC I	CIC II	Subsidiary CIC	Good Reason
Nonqualified Pension Benefits: • SBP-P • SERP • SPBA	All SERP-related benefits vest if participant vested in Pension Plan benefits; otherwise, no impact.	Vesting called for upon a Southern Company CIC I, and benefits paid as a lump sum following termination or retirement.	Same as Southern Company CIC II.	Based on type of CIC Event.

PPP	No plan termination is paid at greater of target or actual performance. If plan terminated within two years of CIC, pro-rated at target performance level.	Same as Southern Company CIC I.	Pro-rated at target performance level.	If not otherwise eligible for payment, if PPP still in effect, pro-rated at target performance level.

PDP	No plan termination is paid at greater of target or actual performance. If plan terminated within two years of CIC, pro-rated at greater of target or actual performance level.	Same as Southern Company CIC I.	Pro-rated at greater of actual or target performance level.	If not otherwise eligible for payment, if the PDP still in effect, greater of actual or target performance level for year of severance only.

Stock Options	Not affected by CIC events.	Not affected by CIC events.	Vest and convert to surviving company’s securities if there is a Southern Company Termination; if cannot convert, pay spread in cash; not affected by a Company Termination.	Vest.

DCP	Not affected by CIC events.	Payable in lump sum following termination.	Same as Southern Company CIC II.	Based on type of CIC event.

SBP-N	Not affected by CIC events.	Participant provided opportunity to elect lump sum payment.	Participant provided opportunity to elect lump sum payment.	Based on type of CIC event.

Involuntary CIC-
Related Termination
or Voluntary CIC-
			Southern Company	Related Termination
	Southern Company	Southern Company	Termination or	for
Program	CIC I	CIC II	Subsidiary CIC	Good Reason
Severance Benefits	Not applicable.	Not applicable.	Not applicable.	Two or three times base salary plus target PPP plus tax gross up for certain named executive officers if severance amounts exceed Code Section 280G “excess parachute payment” by 10% or more.

Health Benefits	Not applicable.	Not applicable.	Not applicable.	Up to five years participation in group health plan plus payment of two or three years’ premium amounts.

Outplacement Services	Not applicable.	Not applicable.	Not applicable.	Six months.

Potential Payments
This section describes and estimates payments that would become payable to the named executive officers upon a termination or CIC as of December 31, 2006.
Pension Benefits
The monthly amounts that would have become payable to the named executive officers if the Traditional Termination Events occurred as of December 31, 2006 under the Pension Plan, the SBP-P and the SERP are itemized in the chart below. The amounts shown in the chart are monthly benefit amounts whereas the pension values shown in the Summary Compensation and Pension Benefit Tables are present values of all the monthly values anticipated to be paid over the lifetimes of the named executive officers and their spouses. These plans are described in the notes following the Pension Benefits Table. All the named executive officers, except Mss. Story and Manuel, were retirement eligible on December 31, 2006. The benefits were determined using the same assumptions used to compute benefit values in the Pension Benefit Table with three exceptions: the amounts have been determined as of December 31, 2006 instead of as of September 30, 2006; the benefit payments were assumed to commence as soon as possible instead of at normal retirement and, as such, appropriate early retirement reductions were applied; and the benefits were not adjusted to reflect optional forms of payment such that all benefits are the amounts that would have been paid monthly over the named executive officer’s life.

			Resignation or
			Involuntary	Death
	Retirement		Retirement	(monthly payments to
	(monthly payments)		(monthly payments)	a spouse)
Name	($)		($)	($)
S. N. Story	Pension	n/a	1,878	3,084
	SBP-P		2,354	3,866
	SERP		0	1,731

R. R. Labrato	Pension	4,515	All plans treated as retiring	3,380
	SBP-P	1,266		948
	SERP	1,214		909

F. M. Fisher, Jr.	Pension	7,330	All plans treated as retiring	4,410
	SBP-P	2,977		1,791
	SERP	2,056		1,237

P. B. Jacob	Pension	3,273	All plans treated as retiring	2,678
	SBP-P	893		731
	SERP	875		716

P. M. Manuel	Pension	n/a	1,374	2,257
	SBP-P		331	544
	SERP		0	556
As described in the CIC Chart, the only change in the form of payment, acceleration or enhancement of the pension benefits is the lump-sum payment of nonqualified pensions that normally would have been paid monthly over the lifetimes of the named executive officers and their spouses at termination following certain CIC events and the vesting of SERP-related benefits. Estimates of the lump-sum payments that would have been made to the named executive officers, assuming termination as of December 31, 2006 following a CIC event, other than a Southern Company CIC I (which does not impact pension benefits), are itemized below. These lump-sum amounts are not in addition to the amounts shown in the Pension Benefits Table. These amounts would have been in lieu of the monthly payments whose values are represented in the Pension Benefits Table under the circumstances described above.

	SBP-P	SERP	Total
Name	($)	($)	($)
S. N. Story	341,423	152,872	494,295
R. R. Labrato	208,174	199,623	407,797
F. M. Fisher, Jr.	458,154	316,414	774,568
P. B. Jacob	149,783	146,764	296,547
P. M. Manuel	40,634	41,616	82,250
The lump-sum amounts in the table above are calculated using the same basic methodology used to compute the values in the Pension Benefits Table. However, amounts were computed as of December 31, 2006 instead of September 30, 2006. In addition, certain assumptions were changed to those that have been selected by the Company for lump-sum calculations following a CIC. Benefit payments were assumed to commence at the earliest date monthly payments would have been available instead of deferred to the named executive officers’ normal retirement dates; therefore, appropriate early retirement reductions apply. Also, only the form of payment providing monthly benefits over the named executive officer’s lifetime is considered. A 5.75% discount rate is assumed instead of 6.00%, and mortality rates specified by the Internal Revenue Service in Revenue Ruling 2001-62 were assumed instead of those disclosed in the information following the Pension Benefits Table.

PPP
Because this section assumes that a termination or CIC event occurred on December 31, 2006, there is no amount that would be payable other than what was reported and described in the Summary Compensation Table because actual performance in 2006 exceeded target performance.
PDP
Because the assumed termination date is December 31, 2006, there is no additional amount that would be payable other than what was reported in the Summary Compensation Table under the Traditional Termination Events. As described in the Traditional Termination Events chart, there is some continuation of benefits under the PDP for retirees.
However, under the CIC-Related Events, PDP is payable at the greater of target performance or actual performance. For the 2003-2006 performance period, actual performance was less than target performance. The table below estimates the additional amount that would have been payable under the PDP if a CIC occurred as of December 31, 2006.

Additional PDP
Name	( $)
S. N. Story	46,104
R. R. Labrato	23,579
F. M. Fisher, Jr.	23,529
P. B. Jacob	13,577
P. M. Manuel	11,636
Stock Options
Stock Options would be treated as described in the Termination and CIC charts above. Under a Southern Company Termination, all stock options vest. In addition, if there is an Involuntary CIC Termination or Voluntary CIC Termination for Good Reason, stock options vest. There is no payment associated with stock options unless there is a Southern Company Termination and the participants’ stock options cannot be converted into surviving company stock options. In that event, the excess of the exercise price and the closing price of the Company’s Common Stock on December 29, 2006 would be paid in cash for all stock options held by the named executive officers. The chart below shows the number of stock options for which vesting would be accelerated under a Southern Company Termination and the amount that would be payable under a Southern Company Termination if there were no conversion to surviving company stock options.

		Total Number of	Total Payable in Cash
	Number of	Options Following	under a Southern
	Options with	Accelerated Vesting	Company Termination
	Accelerated	under a Southern	without Conversion of
	Vesting	Company Termination	Stock Options
Name	(#)	(#)	($)
S. N. Story	79,627	132,673	697,894
R. R. Labrato	30,288	67,851	447,721
F. M. Fisher, Jr.	32,804	67,709	403,123
P. B. Jacob	27,410	39,070	188,412
P. M. Manuel	15,143	33,487	224,040

DCP and SBP-N
The aggregate balances reported in the Nonqualified Deferred Compensation Table would be payable to the named executive officers as described in the Traditional Termination and CIC-Related Events charts above. There is no enhancement or acceleration of payments under these plans associated with termination or CIC events, other than the lump-sum payment opportunity described in the above charts. The lump sums that would be payable are those that are reported in the Nonqualified Deferred Compensation Table.
Health Benefits
Except for Mss. Story and Manuel, all the named executive officers are retirement eligible and health care benefits are provided to retirees, and there is no incremental payment associated with the termination or CIC events. At the end of 2006, Mss. Story and Manuel were not retirement eligible and thus health care benefits would not become available until each reaches age 50, except in the case of a CIC-Related Termination, as described in the CIC-Related Events chart. The estimated cost of providing three years of group health insurance premiums for Ms. Story is $14,173 and two years of group health insurance premiums for Ms. Manuel is $24,998.
Financial Planning Perquisite
Since Messrs. Fisher, Labrato and Jacob are retirement eligible, an additional year of the Financial Planning perquisite which is set at a maximum of $7,000 per year is provided after retirement or will be provided after retirement. Mss. Story and Manuel are not retirement eligible.
There are no other perquisites provided to the named executive officers under any of the traditional termination or CIC-related events.
Severance Benefits
The named executive officers are participants in a CIC severance plan. In addition to the treatment of Health Benefits, PPP and PDP described above, the named executive officers are entitled to a severance benefit, including outplacement services, if within two years of a CIC they an involuntarily terminated, not for Cause, or they voluntarily terminate for Good Reason. The severance benefits are not paid unless the named executive officer releases the Company from any claims he may have against the Company.
The estimated cost of providing the six months of outplacement services is $6,000 per named executive officer. The severance payment is three times the base salary and target payout under the PPP for Ms. Story and two times the base salary and target payout under the PPP for the other named executive officers. If any portion of the severance payment is an “excess parachute payment” as defined under Code Section 280G, the Company will pay the named executive officer an additional amount to cover the taxes that would be due on the excess parachute payment – a “tax gross-up.” However, that additional amount will not be paid unless the severance amount plus all other amounts that are considered parachute payments under the Code exceed 110% of the severance payment.

The table below estimates the severance payments that would be made to the named executive officers if they were terminated as of December 31, 2006 in connection with a CIC. There is no estimated tax gross-up included for any of the named executive officers because their respective estimated severance amounts payable are below the amounts considered excess parachute payments under the Code.

Severance Amount
Name	($ )
S. N. Story	1,692,213
R. R. Labrato	642,163
F. M. Fisher, Jr.	689,120
P. B. Jacob	582,206
P. M. Manuel	502,192
DIRECTOR COMPENSATION
Only non-employee directors of the Company are compensated for service on the board of directors. The pay components for non-employee directors are:
     Annual retainers:
•	$12,000 annual retainer
     Equity grants:
•	340 shares of Common Stock in quarterly grants of 85 shares (1)
     Meeting fees:
•	$1,200 for participation in a meeting of the board

•	$1,000 for participation in a meeting of a committee of the board
(1) Equity grants may be deferred at the director’s election.
DIRECTOR DEFERRED COMPENSATION PLAN
If deferred, all quarterly equity grants are required to be deferred in the Deferred Compensation Plan For Directors of Gulf Power Company (the “Director Deferred Compensation Plan”) and are invested in Common Stock units which earn dividends as if invested in Common Stock. Earnings are reinvested in additional stock units. Upon leaving the board, distributions are made in shares of Common Stock.
In addition, directors may elect to defer up to 100 percent of their remaining compensation in the Director Deferred Compensation Plan until membership on the board ends. Deferred compensation may be invested as follows, at the director’s election:
•	in Common Stock units which earn dividends as if invested in Common Stock and are distributed in shares of Common Stock upon leaving the board
•	in Common Stock units which earn dividends as if invested in Common Stock and are distributed in cash upon leaving the board
•	at prime interest which is paid in cash upon leaving the board
All investments and earnings in the Director Deferred Compensation Plan are fully vested and, at the election of the director, may be distributed in a lump sum payment or in up to 10 annual distributions after leaving the board.

DIRECTOR COMPENSATION TABLE
The following table reports all compensation to the Company’s non-employee directors during 2006, including amounts deferred in the Director Deferred Compensation Plan. Non-employee directors do not receive Non-Equity Incentive Plan Compensation, and there is no pension plan for non-employee directors.

			Change in
			Pension
			Value and
			Nonqualified
	Fees Earned		Deferred
	or Paid in	Stock	Compensation
	Cash	Awards	Earnings	Total
Name	($)(1)	($)(2)	($)(3)	($)
C. LeDon Anchors	10,800	17,451	0	28,251
William C. Cramer, Jr.	0	34,251	0	34,251
Fred C. Donovan, Sr.	0	34,251	37	34,288
William A. Pullum	0	34,251	0	34,251
Winston E. Scott	34,219	0	0	34,219

(1)	Includes amounts voluntarily deferred in the Director Deferred Compensation Plan.

(2)	Includes fair market value of equity grants on grant dates. All such stock awards are vested immediately upon grant.

(3)	Above-market earnings on amounts invested in the Deferred Compensation Plan for Directors . Above-market earnings are defined by the Sec as any amount above 120% of the applicable federal long-term rate as prescribed under Section 1274(d) of the Code.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee is made up of non-employee directors of Southern Company who have never served as executive officers of Southern Company or the Company. During 2006, none of Southern Company’s or the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners. Southern Company is the beneficial owner of 100% of the outstanding common stock of Gulf Power.

		Amount and
	Name and Address	Nature of	Percent
	of Beneficial	Beneficial	of
Title of Class	Owner	Ownership	Class
Common Stock	The Southern Company 30 Ivan Allen Jr. Boulevard, N.W. Atlanta, Georgia 30308		100%
	Registrant:
	Gulf Power	1,792,717
Security Ownership of Management. The following tables show the number of shares of Common Stock owned by the directors, nominees and executive officers as of December 31, 2006. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares outstanding on December 31, 2006.

		Shares Beneficially Owned Include:
			Shares
			Individuals
			Have Rights
Name of Directors,	Shares		to Acquire
Nominees and	Beneficially	Deferred Stock	Within 60
Executive Officers	Owned (1)	Units (2)	Days (3)
Susan N. Story	97,687		92,279
C. LeDon Anchors	4,523	3,516
William C. Cramer, Jr.	4,986	4,986
Fred C. Donovan, Sr.	3,635	2,587
William A. Pullum	6,146	6,146
Winston E. Scott	764
Francis M. Fisher, Jr.	55,274		51,562
P. Bernard Jacob	29,339		25,507
Ronnie R. Labrato	56,738		52,881
Penny M. Manuel	26,436		25,368

Directors, Nominees and Executive Officers as a group (10 people)	285,528	17,235	247,597

(1)	“Beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security or any combination thereof.

(2)	Indicates the number of Deferred Stock Units held under the Director Deferred Compensation Plan.

(3)	Indicates shares of Common Stock that certain executive officers have the right to acquire within 60 days. Shares indicated are included in the Shares Beneficially Owned column.
Changes in Control. Southern Company and the Company know of no arrangements which may at a subsequent date result in any CIC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons.
None.
Review, Approval or Ratification of Transactions with Related Persons.
The Company does not have a written policy pertaining solely to the approval or ratification of “related party transactions.” Southern Company has a Code of Ethics as well as a Contract Guidance Manual and other formal written procurement policies and procedures that guide the purchase of goods and services, including requiring competitive bids for most transactions above $10,000 or approval based on documented business needs for sole sourcing arrangements.
Promoters and Certain Control Persons.
None.
Director Independence.
The board of directors consists of five independent non-employee directors (Messrs. C. LeDon Anchors, William C. Cramer, Jr., Fred C. Donovan, Sr. William A. Pullum and Mr. Winston E. Scott) and Ms. Story, the president and chief executive officer of Gulf Power Company.
Southern Company owns all of the Company’s outstanding common stock, which represents a substantial majority of the overall voting power of the Company’s equity securities, and the Company has listed only debt securities on the NYSE. Accordingly, under the rules of the NYSE, the Company is exempt from most of the NYSE’s listing standards relating to corporate governance, including requirements relating to certain board committees. The Company has voluntarily complied with certain of the NYSE’s listing standards relating to corporate governance where such compliance was deemed to be in the best interests of the Company’s shareholders.

EXHIBIT INDEX

24(a)	Power of Attorney and resolution. (Designated in the Form 10-K for the year-ended December 31, 2006, File No. 0-2429, as Exhibit 24(d).)

31(a)	Certificate of Gulf Power’s Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certificate of Gulf Power’s Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certificate of Gulf Power’s Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

GULF POWER COMPANY

By:	Susan N. Story
President and Chief Executive Officer

By:	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: April 26, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.
Susan N. Story
President, Chief Executive Officer and Director
(Principal Executive Officer)
Ronnie R. Labrato
Vice President and Chief Financial Officer
(Principal Financial Officer)
Constance J. Erickson
Comptroller
(Principal Accounting Officer)
Directors:
C. LeDon Anchors               William A. Pullum
William C. Cramer, Jr.       Winston E. Scott
Fred C. Donovan, Sr.

By:	/s/ Wayne Boston

(Wayne Boston, Attorney-in-fact)

Date: April 26, 2007